Form 10-Q
period 2022-03-31
Growth Stalk Holdings Corp
filed 2022-11-07
CIK 1917993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

GROWTH STALK HOLDINGS CORP.

(Exact name of small business issuer as specified in its charter)

Oklahoma	024-11847	87-3145742
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11991 N HIGHWAY 99

SEMINOLE, OK 74868

(405) 456-0207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock par value $0.000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 16,970,000 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 2, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

i

PART I

ITEM 1. FINANCIAL STATEMENTS

GROWTH STALK HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current Assets:
Cash	$1,410	$4,744
Accounts receivable - net	1,429	2,500
Prepaid expenses	-	2,500
Related party note receivables	25,460	53,662
Total current assets	28,299	63,406

Related party note receivables - long term	111,011	154,044
Property and equipment, net	799,639	814,157
Total assets	938,949	$1,031,607

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued interest	4,062	5,139
Taxes payable	-	-
Related party payables	-	837,869
Notes payable	115,500	31,208
Total current liabilities	119,562	874,216

Related party payables - long term	-	43,033
Total liabilities	119,562	917,249

Stockholders’ Equity
Preferred stock series A voting; par value of $0.0001, 1 share issued and outstanding	-	-
Preferred stock series B non-voting; $0.0001 par value; 1,610,000 authorized, issued, and outstanding liquidation preference as described in Footnote 5	161	-
Common stock; $0.0001 par value; 50,000,000 shares authorized, issued, and outstanding 16,970,000 shares	1,697	-
Owner contributions	-	429,035
Additional paid-in capital	897,060	-
Accumulated deficit	(99,959)	(314,677)
Total Stockholders’ / Members’ equity Growth Stalk	798,959	114,358
Noncontrolling interest	20,428	-
Total Stockholders’ / Members’ Equity	819,387	114,358
Total liabilities and Stockholders’ / Members’ Equity	$938,949	$1,031,607

*	Derived from Audited Information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Net revenue	$3,000	$10,000
Cost of goods sold	1,139	-
Gross Profit	1,861	10,000

Operating expenses
Selling, general and administration	101,005	11,374
Total operating expenses	101,005	11,374

Loss from operations	(99,144)	(1,374)

Other income (expenses), net
Other income	1,009	3,924
Interest expense	(1,824)	(28)
Total non-operating expenses	(815)	3,896

Net income (loss)	$(99,959)	$2,522

Preferred B Dividend	-	-
Preferred A Dividend	-	-
Net (loss) income attributable to non-controlling interest	(4,589)	-
Net (loss) income attributable to Growth Stalk stockholders	$(95,370)	$2,522

Net income (loss) per share	$(0.01)	$0.00
Weighted-average shares outstanding	3,008,889	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONSOLIDATED CHANGES IN MEMBERS’ EQUITY

	Members’	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid-in	Accumulated	Total Growth Stalk Members’	Non- Controlling	Members’
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance—December 31, 2021	$429,035	-	$-	-	$-	$-	$-	$-	$(314,677)	$114,358	$-	$114,358
Contributions	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-	-
Membership interest in Growth Stalk Holdings LLC converted to common stock	(414)			1				(4,249)	4,663			-
Common stock issued to acquire (a controlling interest) in three related entities	(428,621)	16,970,000	1,697					96,470	310,014	(20,440)	15,839	(4,601)
Preferred stock B issued in payment of related party debt	-	-	-	-	-	1,610,000	161	804,839	-	805,000	-	805,000
Net loss	-								(99,959)	(99,959)	4,589	(95,370)
Balance—March 31, 2022	$-	16,970,000	1,697	1	$-	1,610,000	161	$897,060	$(99,959)	$798,959	$20,428	$819,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(USD $ in Dollars)	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net income (net of non-controlling interest)	$(95,370)	$2,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,517	-
Changes in operating assets and liabilities:
Accounts receivable	1,071	(4,141)
Prepaid expenses	2,500
Related party payables	(4,667)	-
Accounts payable and accrued expenses	(1,285)	4,769
Net cash provided by operating activities	(83,234)	3,150

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(72,861)
Net cash used in investing activities	-	(72,861)

CASH FLOW FROM FINANCING ACTIVITIES
Debt issuance cost payments	84,500	67,861
Distributions	(4,600)	-
Net cash provided by financing activities	79,900	67,861

Change in cash	(3,334)	(1,850)
Cash—beginning of year	4,744	13,611
Cash—end of year	$1,410	$11,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$-	$28
Cash paid during the year for income taxes	$-	$-

See accompanying notes to unaudited combined financial statements

GROWTH STALK HOLDINGS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Growth Stalk Group (the “Company”) is a group of four related entities through ownership and common management (Growth Stalk Holdings Corp; Phenogene LLC; Southbound Sunshine LLC; Growers Consulting & Supply LLC) which was established between July 2019 and October 2021 to assist cannabis companies to access the stock market, benefit from industry resources and provide administrative services, commercial real estate, and infrastructure leasing in the cannabis markets.

The financial statements of Growth Stalk Group (which may be referred to as the “Company”, “we”, “us”, or “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2022, the Company had $1,410 of cash on hand, a working capital deficit of $91,263 and an accumulated deficit of $99,959.

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through related party loans, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its revenues support its operations.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

While the recreational use of cannabis is legal under the laws of certain States, where the Company has and is working towards further finalizing the acquisition of entities or investment in entities that directly produce or sell cannabis, the use and possession of cannabis is illegal under United States Federal Law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). Cannabis is currently included under Schedule 1 of the Act, making it illegal to cultivate, sell or otherwise possess in the United States.

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, former President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the U.S. Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries, including the United States. On June 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and our ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Should the United States Federal Government choose to begin enforcement of the provisions under the “ACT”, the Company through its wholly owned subsidiaries could be prosecuted under the “ACT” and the Company may have to immediately cease operations and/or be liquidated upon its closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

Management believes that the Company has access to capital resources through potential issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants, and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and pursuant to the Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed statement of operations and comprehensive loss are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s filing in Form 1-A as filed at www.sec.gov on April 1, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income, and expenses. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long-lived assets for impairment testing. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include all cash in banks. The Company’s cash is deposited in demand accounts at financial institutions that management believes are creditworthy. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of March 31, 2022, and December 31, 2021, the Company’s cash and cash equivalents did not exceeded FDIC insured limits.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net loss attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company’s Consolidated Statements of Operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of March 31, 2022 and December 31, 2021, the Company determined that no reserve was necessary.

Property and Equipment

Property and equipment is stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related depreciation are eliminated from the accounts in the period of disposal and the resulting gain or loss is credited or charged to earnings.

Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. The estimated service lives for property and equipment are as follows:

Category	Useful Life
Leasehold improvements	The lesser of 15 years or the remaining term of the lease
Vehicles	4 – 5 years
Machinery and equipment	3 – 6 years
Construction in Progress	Not depreciated

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company looks for indicators of a triggering event for asset impairment and pays special attention to any adverse change in the extent or manner in which the asset is being used or in its physical condition. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a location level. Assets are reviewed using factors including, but not limited to, future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

Pro Forma Information

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 1B.2 “Pro Forma Financial Statements and Earnings per Share” (“SAB 1B.2”), pro forma information on the face of the income statement has been presented which reflects the pro forma impact as if the Company had completed its conversion to a C Corp for the purposes of disclosure of income tax expense(benefit) and earnings per share at its inception.

Income Taxes

Growth Stalk Group is comprised by four different entities.

Prior to March 2022, Phenomena LLC, Southbound Sunshine LLC and Growers Consulting & Supply LLC were taxed as a Limited Liability Company (LLC). Under these provisions, these entities do not pay federal corporate income taxes on its taxable income. Instead, the shareholders were liable for individual federal and state income taxes on their respective shares of the entity’s taxable income. The entities have filed all its tax returns from inception through December 31, 2021 as an LLC. As of the date of these financial statements the Company is not yet subject to tax examination by the Internal Revenue Service or state regulatory agencies.

In March 2022, Growth Stalk Holdings Corporation changed its tax status from that of an LLC taxed as a partnership to a C corporation for income tax purposes. Subsequent to this change in tax status, the Company now accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The entity records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense. The entity records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the entity recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. The entity recognizes interest and/or penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of the conversion and March 31, 2022, the Company recognized a 100% valuation allowance on all net deferred tax assets of the combined entities.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Advertising and Promotion

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $4,878 and $167 for the quarters ended March 31, 2022, and 2021, respectively, which is included in selling, general and administrative expense.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of such instruments).

The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority, are described below:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2—Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3—Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Recently Issued and Adopted Accounting Pronouncements

In February 2019, FASB issued ASU No. 2019-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2019-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard for nonpublic entities will be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and early application is permitted. We are currently evaluating the effect that the updated standard will have on the financial statements and related disclosures.

In June 2019, FASB amended ASU No. 2019-07, Compensation – Stock Compensation, to expand the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard for nonpublic entities will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and early application is permitted. The standard implementation did not have a material impact.

In August 2019, amendments to existing accounting guidance were issued through Accounting Standards Update 2019-15 to clarify the accounting for implementation costs for cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and early application is permitted. The standard implementation did not have a material impact.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

3.	PROPERTY AND EQUIPMENT

As of March 31, 2022, and December 31, 2021, property and equipment consist of:

	March 31, 2022	December 31, 2021
Buildings	$600,000	$600,000
Buildings Improvements	102,401	102,401
Equipment	98,521	98,521
Leasehold	3,252	3,252
Vehicles	67,860	67,861
Property and Equipment, at Cost	872,034	872,035
Accumulated depreciation	(72,395)	(57,879)
Property and Equipment, Net	$799,639	$814,157

Depreciation expense was approximately $14,516 and $0 for the quarters ended March 31, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

4.	CONSOLIDATED ASSET ACQUISITIONS

Acquisition of Phenogene, LLC

On March 22, 2022, Growth Stalk Holdings Corp completed a March 16, 2022 Share Acquisition Agreement with Phenogene, LLC, a Wyoming Limited Liability Company (“Phenogene”) that owns a cannabis cultivation facility in Seminole, Oklahoma, providing for the Seller in the transaction, Joseph Babiak, selling 100% of the membership units of Phenogene to us in return for our payment of 12,750,000 shares of the Company to the Seller, Joseph Babiak (the “Phenogene Acquisition”). Joseph Babiak is the Chief Executive Officer/Majority Shareholder; therefore, the Phenogene Acquisition is a related party transaction. Business acquisition accounting including fair value accounting does not apply.

Acquisition of Southbound Sunshine, LLC

On March 22, 2022, Growth Stalk Holdings Corp completed a March 16, 2022 Share Acquisition Agreement with Southbound Sunshine, LLC, an Oklahoma Limited Liability Company (“Southbound”) that holds an Oklahoma cannabis grower’s license and an Oklahoma medical cannabis processor’s license, providing for the Seller in the transaction, Joseph Babiak, selling 25% of the membership units of Southbound to us in return for our payment of 3,500,000 shares of the Company to the Seller, Joseph Babiak (the “Southbound Acquisition”). Joseph Babiak is the Chief Executive Officer/Majority Shareholder; therefore, the Southbound Acquisition is a related party transaction. The entity was consolidated under variable interest entity accounting.

Acquisition of Growers Consulting and Supply, LLC

On March 23, 2022, Growth Stalk Holdings Corp completed a March 17, 2022 Share Acquisition Agreement with Growers Consulting and Supply, a Florida Limited Liability Company (“Growers”), providing for the Seller in the transaction, David DiCiocco, selling 99 % of the membership units of Growers that hold cannabis grower assets, to us in return for our payment of 720,000 shares of the Company to the Seller, David DiCiocco (the “Growers Acquisition”). Business acquisition accounting including fair value accounting does not apply.

5.	CAPITALIZATION AND EQUITY TRANSACTIONS

Stockholders’ Equity

Growth Stalk Holdings Corp. is authorized to issue 50,000,000 shares of common shares with a par value of $0.0001, 1 preferred, voting, class A share with a par value fo $0.0001, 1,610,000 preferred, non-voting, class B shares with a par value of $0.0001, and 3,389,999 additional preferred shares non-voting shares with a par value of $0.0001. As of March 31, 2022, 16,970,000 common shares have been issued and are outstanding 1 share of preferred stock class A has been issued and is outstanding, and 1,610,000 preferred stock class B shares have been issued and are outstanding. As of December 31, 2021, 100 class A have been issued and are outstanding.

On February 2, 2022, the Company issued a subscription agreement for shares of Preferred B Stock between Growth Stalk Holdings Corp. and a certain shareholder. The entity agreed to issue 1,610,000 shares of Preferred B Stock at a par value of $0.0001 per share in exchange at $0.50 per Preferred B Shares. The Preferred B Shares have dividend rights (90% of the rents) and the lien to enforce liquidation preference up to $805,000 including but not limited the right to retake the property located at 11991 N. Highway 99, Seminole, Oklahoma.

6.	DEBT

Notes Payable

As of March 31, 2022, and December 31, 2021, the Company had outstanding debt of $115,500 and $31,000, respectively. During the three months ended March 31, 2022, the Company issued convertible notes with the aggregate loan proceeds of $84,500.

The below table summarized debt.

Opening Balance	$31,000
Borrowings	-
Interest Rate	10%
Repayments	-
Ending balance, December 31, 2021	$31,000
Borrowings	$84,500
Repayments	-
Ending balance, March 31, 2022	$115,500

The 10% imputed interest of $1,842 was recorded. Since there is a 12-month maturity date set, the notes were classified as current.

7.	RELATED PARTIES

The below table summarized related party receivables and payables as of March 31, 2022, and December 31, 2021.

	March 31, 2021	December 31, 2021
Related party note receivables:
Related party - current portion	$25,460	$53,662
Related party - long term	111,011	154,044
	$136,471	$207,706

Related party payables:
Related party - current portion	$-	$837,869
Related party - long term	-	43,033
	$-	$880,902

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2022, and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

9.	NON-CONTROLLING INTEREST

Non-controlling interest in consolidated entity is as follows:

As of March 31, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
Southbound Sunshine, LLC	$(15,839)	$(4,589)	$(20,428)	75.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Growth Stalk Holdings, Corp. (the “Company” or “Growth”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form Regulation A registration statement and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

For the three months ended March 31, 2022, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended March 31, 2022 and 2021, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended March 31,		Change
	2022	2021	$	%
Gross Revenue	$3,000	$10,000	(7,000)	(70%)
Cost of goods sold	1,139	-	1,139	100%
Selling, general and administration	101,005	11,374	89,631	788%
Other income (expenses), net	(815)	3,896	(4,711)	121%
Net income (loss)	$(99,959)	$2,522

Comparison of the results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021

The Company had gross revenue during the three months ended March 31, 2022, of $ 3,000 compared with $10,000 for the comparable period of 2021, the revenue decrease is related to a decrease in administrative service revenue.

Cost of goods for the three months ended March 31, 2022, amounted to $1,139 compared to $0 in the comparable period of the prior year. These costs related to growing supplies for cannabis product.

In the three months ended March 31, 2022, we incurred selling, general and administrative costs of 101,005 compared to $11,374 in the comparable period of the prior year. This increase relates primarily to an increase in salaries, legal expenses, office supplies and insurance costs.

The Company had other expenses during the three months ended March 31, 2022, of $815 which predominately was interest expense compared to other income of $3,896 for the comparable period of 2021.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

On March 31, 2022, we had a working capital deficit of $91,263, which included cash of $1,409. We reported a net loss of $99,959 and our net cash used in operating expenses totaled $83,233

Cash Flow

For the three months ended March 31, 2022, and 2021

●	Net cash flow used in operating activities for the three months ended March 31, 2022 reflected a net loss of $95,370 (adjusted for non-controlling interest) adjusted for the add-back of non-cash items consisting depreciation and amortization of $14,517, change operating assets and liabilities consisting of a decrease in accounts receivable of $1,071, a decrease in prepaid expenses of $2,500 a decrease in related party payables of $4,667 and a decrease in accounts payable and accrued expenses of $17,123. Net cash flow used in operating activities for the three months ended March 31, 2021 reflected a net income of $2,522 adjusted for the add-back of non-cash items consisting of an increase in accounts receivable of $4,141 and an increase in accounts payable and accrued expenses of $4,769.

●	There was not any net cash flow used in investing activities for the three months ended March 31, 2022. Net cash flow used in investing activities for the three months ended March 31, 2021, consisted of $72,861 used in the purchase of property and equipment.

●	Net cash provided by financing activities was $79,900 for the three months ended March 31, 2022, as compared to net cash provided by financing activities of $67,861, for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received proceeds of $84,500 related to debt issuance cost payments offset distributions of $4,600. During the three months ended March 31, 2021, we received proceeds of $67,861 related to debt issuance cost payments.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net loss attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company’s Consolidated Statements of Operations.

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company looks for indicators of a triggering event for asset impairment and pays special attention to any adverse change in the extent or manner in which the asset is being used or in its physical condition. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a location level. Assets are reviewed using factors including, but not limited to, future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of March 31, 2022, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and management plans to include those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because the Company is in the start-up phase of its business operations, it does not currently have the resources, staff or ability to ensure its internal controls are effective and due to the inherent limitations, any internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the ineffective controls and inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of the start-up nature of the Company and inability to invest to attain an effective reporting and control environment and the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We could be substantially affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this quarterly report on Form 10-Q, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and our ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Growth Stalk between January 1, 2022, and March 31, 2022:

Issuance of common stock related to acquisitions	16,970,000
Total Common Stock	16,970,000

All of the aforementioned shares were issued by the Company pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWTH STALK, INC.

November 3, 2022	By:	/s/ Joseph Babiak
Joseph Babiak, President, Chief Executive Officer and Chief Financial Officer