Form 10-Q
period 2022-06-30
Growth Stalk Holdings Corp
filed 2022-11-14
CIK 1917993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

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

There were 16,970,000 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 11, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

i

PART I

ITEM 1. FINANCIAL STATEMENTS

GROWTH STALK HOLDINGS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current Assets:
Cash	$67,941	$4,744
Accounts receivable - net	2,369	2,500
Prepaid expenses	13,333	2,500
Related party note receivables	20,054	53,662
Total current assets	103,697	63,406

Related party note receivables - long term	111,011	154,044
Property and equipment, net	785,124	814,157
Total assets	999,832	$1,031,607

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued interest	27,085	5,139
Taxes payable	-	-
Related party payables	-	837,869
Notes payable	255,450	31,208
Total current liabilities	282,535	874,216

Related party payables - long term	-	43,033
Total liabilities	282,535	917,249

Stockholders’/Members’ Equity
Preferred stock series A voting; par value of $0.0001, 1 share issued and outstanding	-	-
Preferred stock series B non-voting; $0.0001 par value; 1,610,000 authorized, issued, and outstanding liquidation preference as described in Footnote 5	161	-
Common stock; $0.0001 par value; 50,000,000 shares authorized, issued, and outstanding 16,970,000 shares	1,697	-
Owner contributions	-	429,035
Additional paid-in capital	933,329	-
Accumulated deficit	(188,115)	(314,677)
Total Stockholders’ / Members’ equity Growth Stalk	747,072	114,358
Noncontrolling deficit	(29,775)	-
Total Stockholders’ / Members’ Equity	717,297	114,358
Total liabilities and Stockholders’ / Members’ Equity	$999,832	$1,031,607

*	Derived from Audited Information

See accompanying notes to unaudited combined financial statements

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$8,900	$6,000	$11,900	$16,000
Cost of goods sold	12,791	-	13,930	-
Gross Profit	(3,891)	6,000	(2,030)	16,000

Operating expenses
Selling, general and administration	94,686	66,711	195,691	78,085
Total operating expenses	94,686	66,711	195,691	78,085

Loss from operations	(98,577)	(60,711)	(197,721)	(62,085)

Other income (expenses), net
Other income	1,053	1,096	2,062	5,020
Interest expense	(4,567)	(185)	(6,391)	(213)
Total non-operating expenses	(3,514)	911	(4,329)	4,807

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$(102,091)	$(59,800)	$(202,050)	$(57,278)

Preferred B Dividend	-	-	-	-
Preferred A Dividend	-	-	-	-
Net (loss) income attributable to non-controlling interest	(9,346)	-	(13,935)	-
Net (loss) income attributable to Growth Stalk stockholders	$(92,745)	$(59,800)	$(188,115)	$(57,278)

Net income (loss) per share, basic and diluted	$(0.01)	$0.00	$(0.02)	$0.00
Weighted-average shares outstanding, basic and diluted	16,970,000	-	10,028,011	-

Pro Forma (Unaudited)
Net income (loss) per share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted-average shares outstanding, basic and diluted	16,970,000	16,970,000	16,970,000	16,970,000

See accompanying notes to unaudited combined financial statements

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONSOLIDATED CHANGES IN MEMBERS’ EQUITY

	Members’	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid-in	Accumulated	Total Growth Stalk Members’	Non-Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest
Balance - December 31, 2021	$429,035	-	$-	-	$-	-	$-	$-	$(314,677)	$114,358	$-
Contributions	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-
Membership interest in Growth Stalk Holdings LLC converted to common stock	(414)	-	-	1	-	-	-	(4,249)	4,663	-	-
Common stock issued to acquire (a controlling interest) in three related entities	(428,621)	16,970,000	1,697	-	-	-	-	132,739	310,014	15,829	(15,839)
Preferred stock B issued in payment of related party debt	-	-	-	-	-	1,610,000	161	804,839	-	805,000	-
Net loss	-	-	-	-	-	-	-	-	$(95,370)	(95,370)	(4,589)
Balance - March 31, 2022	$-	16,970,000	$1,697	1	$-	1,610,000	$161	$933,329	$(95,370)	$839,817	$(20,428)

Net loss	-	-	-	-	-	-	-	-	(92,745)	$(92,745)	(9,347)
Balance - June 30, 2022	$-	16,970,000	$1,697	1	$-	1,610,000	$161	$933,329	$(188,115)	$747,072	$(29,775)

See accompanying notes to unaudited combined financial statements

GROWTH STALK HOLDINGS, CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(USD $ in Dollars)	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) (net of non-controlling interest)	$(188,115)	$(57,278)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,033	16,873
Changes in operating assets and liabilities:
Accounts receivable	131	1,787
Prepaid expenses	(10,833)	-
Related party payables	739	913,056
Accounts payable and accrued expenses	12,392	1,880
Net cash (used in) provided by operating activities	(156,653)	876,318

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(712,235)
Net cash used in investing activities	-	(712,235)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on loans	224,450	-
Distributions	(4,600)	(66,160)
Net cash (used in) provided by financing activities	219,850	(66,160)

Change in cash	63,197	97,923
Cash—beginning of year	4,744	13,611
Cash—end of year	$67,941	$111,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$-	$28
Cash paid during the year for income taxes	$-	$-
Supplemental disclosure of noncash activities:
Preferred stock B issued in payment of related party debt	$805,000	$-

See accompanying notes to unaudited combined financial statements

GROWTH STALK HOLDINGS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company operates, and invests in entities for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oklahoma. As of June 30, 2022, the Company has ownership of 3 state issued cannabis licenses including a license for cannabis cultivation, a license for cannabis processing, and a license for delivery.

The financial statements of Growth Stalk Group (which may be referred to as the “Company”, “we”, “us”, or “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2022, the Company had $67,941 of cash on hand, a working capital deficit of $178,838 and an accumulated deficit of $202,050.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash in banks. The Company’s cash is deposited in demand accounts at financial institutions that management believes are creditworthy. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. As of June 30, 2022, and December 31, 2021, the Company’s cash and cash equivalents did not exceeded FDIC insured limits.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. As of June 30, 2022 and December 31, 2021, the Company determined that no reserve was necessary.

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

Prior to June 2022, Phenomena LLC, Southbound Sunshine LLC and Growers Consulting & Supply LLC were taxed as a Limited Liability Company (LLC). Under these provisions, these entities do not pay federal corporate income taxes on its taxable income. Instead, the shareholders were liable for individual federal and state income taxes on their respective shares of the entity’s taxable income. The entities have filed all its tax returns from inception through December 31, 2021 as an LLC. As of the date of these financial statements the Company is not yet subject to tax examination by the Internal Revenue Service or state regulatory agencies.

For the period ended June 2022, Growth Stalk Holdings Corporation changed its tax status from that of an LLC taxed as a partnership to a C corporation for income tax purposes. Subsequent to this change in tax status, the Company now accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The entity records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense. The entity records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the entity recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. The entity recognizes interest and/or penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of the conversion and June 30, 2022, the Company recognized a 100% valuation allowance on all net deferred tax assets of the combined entities.

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

Advertising and Promotion

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $6,445 and $976 for the six months ended June 30, 2022, and 2021, respectively, which is included in selling, general and administrative expense.

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

In June 2019, FASB amended ASU No. 2019-07, Compensation – Stock Compensation, to expand the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard for non-public entities will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and early application is permitted. The standard implementation did not have a material impact.

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

3.	PROPERTY AND EQUIPMENT

As of June 30, 2022, and December 31, 2021, property and equipment consist of:

	June 30, 2022	December 31, 2021
Buildings	$600,000	$600,000
Buildings Improvements	102,401	102,401
Equipment	98,521	98,521
Leasehold	3,252	3,252
Vehicles	67,860	67,861
Property and Equipment, at Cost	872,034	872,035
Accumulated depreciation	(86,910)	(57,879)
Property and Equipment, Net	$785,124	$814,157

Depreciation expense was approximately $29,032 and $0 for the quarters ended June 30, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

4.	CONSOLIDATED ASSET ACQUISITIONS

Acquisition of Phenogene, LLC

For the period ended June 30, 2022, Growth Stalk Holdings Corp completed a March 16, 2022 Share Acquisition Agreement with Phenogene, LLC, a Wyoming Limited Liability Company (“Phenogene”) that owns a cannabis cultivation facility in Seminole, Oklahoma, providing for the Seller in the transaction, Joseph Babiak, selling 100% of the membership units of Phenogene to us in return for our payment of 12,750,000 shares of the Company to the Seller, Joseph Babiak (the “Phenogene Acquisition”). At the time of the March 16, 2022 Phenogene acquisition, Joseph Babiak was (and continues to be) our Chief Executive Officer/Majority Shareholder and the then owner of 100% of Phenogene’s membership units; therefore, the Phenogene Acquisition is a related party transaction. Business acquisition accounting including fair value accounting does not apply.

Acquisition of Southbound Sunshine, LLC

For the period ended June 30, 2022, Growth Stalk Holdings Corp completed a March 16, 2022 Share Acquisition Agreement with Southbound Sunshine, LLC, an Oklahoma Limited Liability Company (“Southbound”) that holds an Oklahoma cannabis grower’s license and an Oklahoma medical cannabis processor’s license, providing for the Seller in the transaction, Joseph Babiak, selling 25% of the membership units of Southbound to us in return for our payment of 3,500,000 shares of the Company to the Seller, Joseph Babiak (the “Southbound Acquisition”). At the time of the March 16, 2022 Southbound Acquisition, Joseph Babiak was (and continues to be) our Chief Executive Officer/Majority Shareholder and the then holder of 25% of the Southbound’s membership units; therefore, the Southbound Acquisition is a related party transaction. The entity was consolidated under variable interest entity accounting.

Acquisition of Growers Consulting and Supply, LLC

For the period ended June 30, 2022, Growth Stalk Holdings Corp completed a March 17, 2022 Share Acquisition Agreement with Growers Consulting and Supply, a Florida Limited Liability Company (“Growers”), providing for the Seller in the transaction, David DiCiocco, selling 99 % of the membership units of Growers that hold cannabis grower assets, to us in return for our payment of 720,000 shares of the Company to the Seller, David DiCiocco (the “Growers Acquisition”). Business acquisition accounting including fair value accounting does not apply.

5.	CAPITALIZATION AND EQUITY TRANSACTIONS

Stockholders’ Equity

Growth Stalk Holdings Corp. is authorized to issue 50,000,000 shares of common shares with a par value of $0.0001, 1 preferred, voting, class A share with a par value of $0.0001, 1,610,000 preferred, non-voting, class B shares with a par value of $0.0001, and 3,389,999 additional preferred shares non-voting shares with a par value of $0.0001. As of June 30, 2022, 16,970,000 common shares have been issued and are outstanding 1 share of preferred stock class A has been issued and is outstanding, and 1,610,000 preferred stock class B shares have been issued and are outstanding. As of December 31, 2021, 100 class A have been issued and are outstanding.

For the period ended June, 30, 2022, the Company issued a subscription agreement for shares of Preferred B Stock between Growth Stalk Holdings Corp. and a certain shareholder. The entity agreed to issue 1,610,000 shares of Preferred B Stock at a par value of $0.0001 per share in exchange at $0.50 per Preferred B Shares. The Preferred B Shares have dividend rights (90% of the rents) and the lien to enforce liquidation preference up to $805,000 including but not limited the right to retake the property located at 11991 N. Highway 99, Seminole, Oklahoma.

6.	DEBT

Notes Payable

As of June 30, 2022, and December 31, 2021, the Company had outstanding debt of $255,450 and $31,000, respectively. During the six months ended June 30, 2022, the Company issued convertible notes with the aggregate loan proceeds of $139,950.

The below table summarized debt.

Opening Balance	$31,000
Borrowings	-
Interest Rate	10%
Repayments	-
Ending balance, December 31, 2021	$31,000
Borrowings	$84,500
Repayments	-
Ending balance, March 31, 2022	$115,500
Borrowings	$139,950
Repayments	-
Ending balance, June 30, 2022	$255,450

The 10% imputed interest of $6,089 was recorded. Since there is a 12-month maturity date set, the notes were classified as current.

7.	RELATED PARTIES

The below table summarized related party receivables and payables as of June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Related party note receivables:
Related party - current portion	$20,054	$53,662
Related party - long term	111,011	154,044
Related party note receivable	$131,065	$207,706

Related party payables:
Related party - current portion	$-	$837,869
Related party - long term	-	43,033
Related party payables	$-	$880,902

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Litigation and Claims

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2022, and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

9.	NON-CONTROLLING INTEREST

Non-controlling interest in consolidated entity is as follows:

As of June 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
Southbound Sunshine, LLC	$(15,839)	$(13,936)	$(29,775)	75.0%

10.	NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. All potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive for both the three and six months ended June 30, 2022 as a result of the net losses incurred for the respective periods, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Three Months Ended June 30,
	2022	2021
Convertible notes payable, including accrued interest	173,819	-
	173,819	-

	Six Months Ended June 30,
	2022	2021
Convertible notes payable, including accrued interest	306,222	-
	306,222	-

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

For the six months ended June 30, 2022, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the six months ended June 30, 2022 and 2021, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended March 31,		Change
	2022	2021	$	%
Gross Revenue	$8,900	$6,000	2,900	48%
Cost of goods sold	12,791	-	12,791	100%
Selling, general and administration	94,686	66,711	27,975	42%
Other income (expenses), net	(3,514)	911	(4,425)	486%
Net income (loss)	$(102,091)	$(59,800)

Comparison of the results of operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021

The Company had gross revenue during the three months ended June 30, 2022, of $8,900 compared with $6,000 for the comparable period of 2021; the revenue increase is related to an increase in administrative service revenue.

Cost of goods for the three months ended June 30, 2022, amounted to $12,791 compared to $0 in the comparable period of the prior year. These costs related to growing supplies for cannabis product.

In the three months ended June 30, 2022, we incurred selling, general and administrative costs of $94,686 compared to $66,711 in the comparable period of the prior year. This increase relates primarily to an increase in salaries, legal expenses, office supplies and insurance costs.

The Company had other expenses during the three months ended June 30, 2022, of $3,514 which predominately was interest expense compared to other income of $911 for the comparable period of 2021.

	For the Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$11,900	$16,000	(4,100)	(26%)
Cost of goods sold	13,930	-	13,930	100%
Selling, general and administration	195,691	78,085	117,606	151%
Other income (expenses), net	(4,329)	4,807	(9,136)	190%
Net income (loss)	$(202,050)	$(57,278)

Comparison of the results of operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021

The Company had gross revenue during the six months ended June 30, 2022, of $11,900 compared with $16,000 for the comparable period of 2021, the revenue decrease of which is related to a decrease in administrative service revenue.

Cost of goods for the six months ended June 30, 2022, amounted to $13.930 compared to $0 in the comparable period of the prior year. These costs related to growing supplies for cannabis product.

In the six months ended June 30, 2022, we incurred selling, general and administrative costs of $195,691 compared to $78,085 in the comparable period of the prior year. This increase relates primarily to an increase in salaries, legal expenses, office supplies and insurance costs.

The Company had other expenses during the six months ended June 30, 2022, of $4,329 which predominately was interest expense compared to other income of $4,807 for the comparable period of 2021.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

On June 30, 2022, we had a working capital deficit of $178,838, which included cash of $67,941. We reported a net loss of $202,050 and our net cash used in operating expenses totalled $156,653

Cash Flow

For the six months ended June 30, 2022, and 2021

●	Net cash flow used in operating activities for the six months ended June 30, 2022 reflected a net loss of $188,115 (adjusted for non-controlling interest) adjusted for the add-back of non-cash items consisting depreciation and amortization of $29,033, change operating assets and liabilities consisting of a decrease in accounts receivable of $131, a increase in prepaid expenses of $10,833 a decrease in related party payables of $739 and a decrease in accounts payable and accrued expenses of $12,392. Net cash flow provided by operating activities for the six months ended June 30, 2021 reflected a net loss of $57,278 adjusted for the add-back of non-cash items consisting of a decrease in accounts receivable of $1,787 a decrease in accounts payable and accrued expenses of $1,880.

●	There was not any net cash flow used in investing activities for the six months ended June 30, 2022. Net cash flow used in investing activities for the six months ended June 30, 2021, consisted of $712,235 used in the purchase of property and equipment.

●	Net cash provided by financing activities was $219,850 for the six months ended June 30, 2022, as compared to net cash used in financing activities of $66,160 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received proceeds of $224,450 related to debt issuance cost payments offset distributions of $4,600. During the six months ended June 30, 2021, we received proceeds of $0 related to debt issuance cost payments.

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

As of June 30, 2022, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports at sec.gov, the Company adds the following additional risk factor:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Growth Stalk between January 1, 2022, and June 30, 2022:

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

GROWTH STALK HOLDINGS CORP

November 14, 2022	By:	/s/ Joseph Babiak
Joseph Babiak, President, Chief Executive Officer and Chief Financial Officer